Form 10-K
period 1996-12-31
TRANSCANADA CAPITAL
filed 1997-08-05
CIK 1017531

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to December 31, 1996

                         Commission file number 1-14420

                               TRANSCANADA CAPITAL
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-7095718
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization                             Identification No.)

          c/o IBJ Schroder Bank & Trust Company, Administrative Trustee
                                One State Street
                            New York, New York 10004
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (212) 858-2000

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------

TransCanada Capital Cumulative Trust            New York Stock Exchange
Originated Preferred Securities

Securities registered pursuant to Section 12(g) of the Act:  None

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                      Not applicable.

                                     PART I
                                     ------

Item 1.   Business
-------   --------

          The registrant's only assets consists of 8.75% Junior Subordinated Debentures due July 24, 2045 (the "Debentures") issued by TransCanada Pipelines Limited, a Canadian corporation ("TransCanada"). TransCanada is a Canadian corporation with operations principally in the transportation and marketing of natural gas. TransCanada was incorporated in 1951 by a Special Act of the Parliament of Canada and was continued on June 1, 1979 under the Canada Business Corporations Act. TransCanada is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, files reports and other information with the SEC. Under a multijurisdictional disclosure system adopted by the United States, such reports and other information may be prepared in accordance with the disclosure requirements of Canada, which requirements are different from those of the United States. Reports and other information concerning TransCanada can be inspected and copied at prescribed rates at the SEC's Public Reference Room, Judiciary Plaza, 450 Fifth Street, N.W. Washington, D.C. 20549, as well as the following Regional Offices of the SEC: 7 World Trade Center, 13th Floor, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material may be obtained from the Public Reference Room of the SEC at 450 Fifth Street, N.W. Washington, D.D. 20549, at prescribed rates. Such reports and other information also may be inspected at the offices of the New York Stock Exchange on which TransCanada's common shares are traded, at 20 Broad Street, New York, New York 10005.

Item 2.   Properties
-------   ----------

          Not Applicable

Item 3.   Legal Proceedings
-------   -----------------

          None

Item 4.   Submission of Matters To A Vote Of Security Holders.
-------   ----------------------------------------------------

          None

                                     PART II
                                     -------

Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

          Number of Holders of Cumulative Trust Originated Preferred Securities ("Preferred Securities"): One

     Principal Market: New York Stock Exchange

     The high and low prices for the Preferred Securities on the New York Stock Exchange for the periods indicated below were:

                                                        1996
                                                        ----

                                    3rd Quarter                 4th Quarter
                                    (from date of               -----------
                                    initial offering)
                                    -----------------

     High                                26-1/4                      27

     Low                                 24-19/32                  25-3/8

     Cash distributions are paid on the Preferred Securities quarterly from the assets of the Trust which, as noted above, consist solely of the Debentures. Accordingly, payment of distributions on the Preferred Securities is dependent upon receipt of payments due under the Debentures. Cash distributions on the Preferred Securities per share for the periods indicated below were:

                                                        1996
                                                        ----

                                    3rd Quarter                 4th Quarter
                                    (from date of               -----------
                                    initial offering)
                                    -----------------

                                        $0.419294                $0.546906


Item 6.   Selected Financial Data
-------   -----------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          Not Applicable

Item 9.   Changes In and Disagreements With Accountants On Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not Applicable

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------

Item 12.  Security Ownership Of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     (a) To the knowledge of registrant, no person (including any "group" as that term is defined in sections 13(d)(3) of the Securities Exchange Act of 1934) is the beneficial owner of more than five percent of the Preferred Securities.

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------
     (a)  Financial Statements and Exhibits

          1.   Financial Statements

               Unaudited balance sheet of registrant as of December 31, 1996

               Unaudited statement of trust receipts and distributions of registrant from inception through December 31, 1996

               Unaudited statement of cash flows of registrant from inception through December 31, 1996

          2.   Exhibits

               99 Report showing for 1996, the amounts received by the registrant from TransCanada in respect of the Debentures, and the distributions paid by the registrant to holders of the Preferred Securities and Common Securities of registrant.


     (b)  Reports on Form 8-K

          Forms 8-K report dated September 30, 1996 and December 31, 1996, reporting under Item 5 (Other Events) the distributions made on the Preferred Securities on

September 30, 1996, respectively, and the interest payments received on the Debentures on that date.

     (c)  Not applicable.

     (d)  Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By:    IBJ SCHRODER BANK & TRUST COMPANY
                                           as Administrative Trustee


Date:  July 28, 1997                By:/s/ Stuart Rothenberg
(information provided as                   ---------------------------------
of December 31, 1996)                      Stuart Rothenberg
                                           Assistant Vice President